Form 10-K/A
period 1997-12-31
BA MORTGAGE SECURITIES INC MORT PS THR CERT SER 1997-3
filed 1998-03-31
CIK 1058269

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

     Annual Statements of Compliance by the Master Servicer dated March 31,
     1998.

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

     Annual Statements of Compliance by the Master Servicer dated March 31,
     1998.

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

     1.4 Annual Statement of Compliance by the Master Servicer dated March 31, 1998.

     1.5 Annual Statement of Compliance by the Master Servicer dated March 31, 1998.

     1.6 The Pooling and Servicing Agreement of the Registrant dated as of December 1, 1997 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on January 2, 1998).


OFFICER'S CERTIFICATE


Re:	BA Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series
1997-3  REMIC - Inv. No. S57-003



	Pursuant to Section 3.17 of the Pooling and Servicing Agreement dated as Of August 1, 1997 among BA Mortgage Securities, Inc., Bank of America, FSB Bank of America National Trust and Savings Association (the "Bank") and Bankers
Trust Company of California, N.A., the undersigned hereby certifies that (I) a review of the activities of the Bank during the year 1997 and of performance under said Agreement has been made under her supervision, and (II) to the best of her knowledge, based on such review, the Bank has fulfilled all its material obligations under said Agreement in all material aspects throughout such year.



Bank of America National Trust and Savings Association
Authorized Signature

/S/Deborah Howard

							Date:    March 31, 1998
Deborah Howard
Group Operations Manager


OFFICER'S CERTIFICATE


Re:	BA Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series
1997-3  REMIC



	Pursuant to Section 3.17 of the Pooling and Servicing Agreement dated as Of August 1, 1997 among BA Mortgage Securities, Inc., Bank of America, FSB Bank of America National Trust and Savings Association (the "Bank") and Bankers
Trust Company of California, N.A., the undersigned hereby certifies that (I) a review of the activities of the Bank during the year 1997 and of performance under said Agreement has been made under her supervision, and (II) to the best of her knowledge, based on such review, the Bank has fulfilled all its material obligations under said Agreement in all material aspects throughout such year.



Bank of America, Federal Savings Bank
Authorized Signature

/S/Sean Clevenger

							Date:    March 31, 1998
Sean Clevenger
Vice President